Form 10-K
period 1997-12-31
COUNTRYWIDE HOME EQUITY LOAN TRUST 1996 A
filed 1998-03-30
CIK 1029282

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                     FORM 10-K



                      Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1997

______________________ or

[    ] Transition Report Pursuant to Section 13 or 15 15d of the Securities
       Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number     333-11095

Countrywide Home Equity Loan Trust 1996-A
(Exact name of registrant as specified in its charter)

     California                         13-2631719
(State or other jurisdiction         (I.R.S. Employer
of incorporation or organization)     Identification No.)

c/o The First National Bank of Chicago
Corporate Trust Services Division-9th floor
1 North State Street, Chicago, IL                    60670-0126
(Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code:  (312) 407-1902

     Securities registered pursuant to Section 12(b) of the Act






           NONE
     Securities registered pursuant to Section 12(g) of the Act
           NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     x  Yes           No


                                       PART I

Item 2.  Properties
         See Exhibit 99.1 & 99.2.

Item 3. Legal Proceedings
        There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
        There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were six participants in the DTC system holding positions in the Cede certificates.
     The following were Certificateholders of record
     as of the end of the reporting year.
     Countrywide Home Equity Loan Trust 1996-A
     Series 1996-A  Certificate      Cede & Co.
     There is no established trading market for the certificates.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures: Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management
     The Notes are represented by one or more notes registered in the name of of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:
     Cede & Co.
     c/o The Depository Trust Company
     Seven Hanover Square
     New York, New York 10004

Item 13.  Certain Relationships and Related Transactions.
     There has not been, and there is not currently proposed, any transactions or series or transactions, to which any of the Trust, the Registrant, the Trustee or the Servicer is a party with any Noteholder who, to the knowledge of the Registrant and Servicer, owns of record or beneficially more than five percent of the Notes.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1.  Not Applicable
           2.  Not Applicable
           3.  Exhibits
                99.1  Annual Summary Statement
                99.2  Annual Statement as to Compliance.
                99.3  Annual Independent Public
                         Accountant's Servicing Report.

     (b)   Reports on Form 8-K
     The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commision dated January 15, 1997, February 15, 1997, March 15, 1997, April 15, 1997, May 15, 1997,
     June 16, 1997, July 15, 1997, August 15, 1997, September 15, 1997,
     October 15, 1997, November 17, 1997 and December 15, 1997.

     (c)    See (a) 3 above

     (d)    Not Applicable

                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Countrywide Home Equity Loan Trust 1996-A

     By:  The First National Bank of Chicago
             Not in its individual capacity but solely as Trustee on behalf of the Trust

By: /Barbara G. Grosse
     Assistant Vice President, The First National Bank of Chicago

Date:March 27, 1998


                                        EXHIBIT INDEX

     Exhibit          Description
     99.1             Annual Summary Statement
     99.2             Annual Statement as to Compliance
     99.3             Annual Independent Public Accountant's Servicing Report

       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1997


     Countrywide Home Equity Loan Trust 1996-A
              Summary of Aggregate Amounts or End of Year Amounts

     Pool Ending Balance                 217,172,911

     Certificate Ending Balance          207,440,175
     Certificate Principal Distribute     36,758,965
     Certificate Interest Distributed     13,532,531

     Loan Losses                                           317,491
     Servicer Fees                                       1,200,879

     End of Year Amounts:
         Delinquencies                    Number        Balance
           30-59 days                             36       850,148
           60-89 days                             15       338,219
             90+ days                              0             0
            9+ months                              6       285,670
                  REO                              0             0

       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
     To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
     To be supplied upon receipt by the Trustee